Form 10-Q
period 2009-06-30
WLMG HOLDING INC
filed 2009-07-23
CIK 1458895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WLMG HOLDING, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-158088
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3008 County Clare Road
Greensboro, NC 27407
 (Address of Principal Executive Offices)
 _______________

(336) 253-6667
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of July 17, 2009:  6,665,000 shares of Common Stock.

WLMG Holding, INC.

FORM 10-Q

June 30, 2009

INDEX

PART II--OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE		15

Item 1. Financial Information

WLMG HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2009 AND 2008, AND FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FEBRUARY 28, 2007 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$49,577	$175,943
Prepaid Expenses - License	11,656	-
Total Current Assets	61,233	175,943

Other Assets
Prepaid Expenses - License	20,853	-

Total Assets	$82,086	$175,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$100	$16,738
Total Liabilities	100	16,738

Commitments and Contingencies

Stockholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none, issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
6,665,000 and 6,765,000 shares issued and outstanding, respectively	6,665	6,765
Additional paid-in capital	182,035	189,335
Accumulated Deficit During the Development Stage	(106,714)	(36,895)
Total Stockholders' Equity	81,986	159,205

Total Liabilities and Stockholders' Equity	$82,086	$175,943

See accompanying notes condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period From February 28, 2007
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Operating Expenses
Professional fees	$32,317	$-	$65,190	$-	$92,060
General and administrative	2,252	1,473	4,629	2,774	14,654
Total Operating Expenses	34,569	1,473	69,819	2,774	106,714

Loss from Operations Before Provision for Income Taxes	(34,569)	(1,473)	(69,819)	(2,774)	(106,714)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(34,569)	$(1,473)	$(69,819)	$(2,774)	$(106,714)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding during the period - Basic and Diluted	6,665,000	5,060,000	6,672,735	5,060,000

See accompanying notes condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period From February 28, 2007 (Inception) to June 30, 2009
(Unaudited)

	Preferred stock		Common stock			Deficit accumulated
	$.001 Par Value		$.001 Par Value		Additional	during	Total
					Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Equity

Balance February 28, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

In kind contribution of services	-	-	-	-	4,400	-	4,400

Common stock issued for cash ($0.10/Sh)	-	-	60,000	60	5,940	-	6,000

Common stock issued to founder for cash ($0.002/Sh)	-	-	5,000,000	5,000	5,000	-	10,000

Net loss for the period February 28, 2007 (Inception ) to December 31, 2007	-	-	-	-	-	(10,233)	(10,233)

Balance December 31, 2007	-	-	5,060,000	5,060	15,340	(10,233)	10,167

Common stock issued for cash ($0.10/Sh)	-	-	1,705,000	1,705	168,795	-	170,500

In-kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss December 31, 2008	-	-	-	-	-	(26,662)	(26,662)

Balance December 31, 2008	-	-	6,765,000	6,765	189,335	(36,895)	159,205

Cancelled stock subscriptions	-	-	(100,000)	(100)	(9,900)	-	(10,000)

In-kind contribution of services	-	-	-	-	2,600	-	2,600

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(69,819)	(69,819)

Balance June 30, 2009	-	$-	6,665,000	$6,665	$182,035	$(106,714)	$81,986

See accompanying notes condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period From February 28, 2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash Flows From Operating Activities:
Net Loss	$(69,819)	$(2,774)	$(106,714)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	2,600	2,600	12,200
Changes in operating assets and liabilities:
Increase in prepaid expenses	(32,509)	-	(32,509)
Increase (Decrease) in accounts payable	(16,638)	(165)	100
Net Cash Used In Operating Activities	(116,366)	(339)	(126,923)

Cash Flows From Financing Activities:
Refund for cancelled stock subscriptions	(10,000)	-	(10,000)
Proceeds from issuance of common stock	-	-	186,500
Net Cash Provided by (Used In) Financing Activities	(10,000)	-	176,500

Net Increase (Decrease) in Cash	(126,366)	(339)	49,577

Cash at Beginning of Period	175,943	15,913	-

Cash at End of Period	$49,577	$15,574	$49,577

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes condensed unaudited financial statements

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF  JUNE 30, 2009
(UNAUDITED)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF  JUNE 30, 2009
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF  JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including prepaid expense-license and accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $106,714 for the period from February 28, 2007 (inception) to  June 30, 2009, and has negative cash flow from operations of $126,923 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF  JUNE 30, 2009
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3     STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash

For the period February 28, 2007 (inception) to June 30, 2009 the Company issued 1,765,000 shares of common stock for cash of $176,500 ($0.10/share).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 5).

In kind Contribution of Services

For the six months ended June 30, 2009, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

For the year ended December 31, 2008, the shareholders of the Company contributed service having a fair value of $5, 200 (See Note 5).

For the period from February 28, 2007 (inception) through December 31, 2007 the shareholders of the Company contributed services having a fair value of $4,400 (See Note 5).

Refund of Subscriptions

In January 2009, the Company refunded the stock subscriptions of two stockholders in the amount of $10,000 and subsequently cancelled 100,000 shares of common stock.

NOTE 4     COMMITMENTS

On November 1, 2008 the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning November 1, 2008.  The agreement will remain in effect until cancelled by either party.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF  JUNE 30, 2009
(UNAUDITED)

On April 13, 2009, the Company entered into a licensing agreement with Internet Consulting Services, Inc.   The initial payment of $10,000 was made on April 13, 2009 upon entering into the agreement.  Per the agreement, an additional $10,000 will be due on May 13, 2009 and $15,000 will be due on June 13, 2009.  The agreement terminates on April 13, 2012, it may be renewed for successive one year terms.  As of June 30, 2009, the Company paid the full $35,000 in accordance with the licensing agreement and is amortizing the cost over the term of the agreement.

NOTE 5     RELATED PARTY TRANSACTIONS

The President of the Company contributed an estimated $12,200 worth of services to the Company from February 28, 2007 (Inception) to June 30, 2009. The Company has treated these services as additional paid-in capital (See Note 3).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 3)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

We anticipate being able to support a number of licensing agreements sold through our sales agency for a fee equal to a percentage of gross receipts.  However, we require outside capital to convert additional programming to DVD and to promote a more robust DVD product line through direct-to-consumer channels.

We intend to launch a direct-to-consumer marketing program that includes retail point-of-sale, direct mail, MTV infomercials and direct response advertising on USA late-night TV.  In addition, we may contract with a consulting company to assist with an internet sales strategy. Projected revenues generated by our growth plan vary in direct correlation to the amount of marketing spending we are able to deploy using proceeds raised in this Offering.

We intend to accomplish our growth plans by reaching the following milestones:

1.	We believe that we will raise sufficient capital to begin our efforts to grow revenues through increased DVD product availability and direct-to-consumer DVD sales.

2.
We will begin to develop a targeted marketing plan aimed at growing licensing and direct sales of our DVD product line.  We also intend to convert more programs to DVD for licensing or sale, which we believe will require production expenses of $45,000 to $80,000.

3.
Primary marketing and production oversight related to the business will be handled by our president and CEO.  We will consider hiring a part-time employee to facilitate additional licensing activity and assist in market research.  The time commitment of the position will depend upon the scale of our growth, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with this activity.

4.
After we have finalized our marketing planning and grown our DVD inventory,  we intend to launch a targeted two-pronged sales and marketing campaign: (a) we plan to increase the demand for newly converted DVD product through screening DVDs, increased trade listings, promotional mailings and posters and presence at major industry markets; and (b) we will market the sale of DVDs directly to consumers by employing several previously effective promotional vehicles, including retail point-of-sale, direct mail, and MTV infomercials.  We also plan to develop a consumer website and to test direct response advertising on USA late-night TV.

Limited Operating History

We were incorporated in Delaware on February 28, 2007. We have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities

Results of Operations

For the six months ended June 30, 2009 our total operating expenses were $69,819 compared to total operating expenses $2,774 for the six months ended June 30, 2008.

Our net loss for the six months ended June 30, 2009 was ($69,819) compared to a net loss of ($2,774) for the six months ended June 30, 2008. We continue to incur losses as our business plan has not been implemented.

For the three months ended June 30, 2009 our total operating expenses were $34,569 compared to total operating expenses $1,473 for the three months ended June 30, 2008.

Our net loss for the three months ended June 30, 2009 was ($34,569) compared to a net loss of ($1,473) for the three months ended June 30, 2008.

For the period from February 28, 2007 (Inception) to June 30, 2009 our total operating expenses were $106,714.

Liquidity and Capital Resources

As of June 30, 2009 we have $ 49,577 in cash.

At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and are unable to raise it, we will either have to suspend or cease our growth plans entirely.

Since inception, we have issued 5,000,000 Shares of our common stock to Steven Mitchem for his capital contribution of $10,000.

Going Concern

As of June 30, 2009, we had $49,577 in cash. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations, has an accumulated deficit of $106,714 for the period from February 28, 2007 (inception) to June 30, 2009, and have negative cash flow from operations of $126,923 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through either debt or equity financing as well as the steps it is taking to pursue its business plan and generate revenue will provide us the opportunity  to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

(a)              Exhibits

                  31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)             Reports of Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLMG HOLDING, INC.

Date: July 23, 2009	By:	/s/ Steven Mitchem
Steven Mitchem
Principal Executive Officer, Director, President, Chief Executive Officer

WLMG HOLDING, INC.

Date: July 23, 2009	By:	/s/ Eugene Whitmire
Eugene Whitmire
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer