Form 10-Q
period 2009-09-30
WLMG HOLDING INC
filed 2009-10-23
CIK 1458895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of October 23, 2009:  6,665,000 shares of Common Stock.

WLMG HOLDING, INC.

FORM 10-Q

September 30, 2009

Item 1. Financial Information

WLMG HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FEBRUARY 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$16,961	$175,943
Prepaid Expenses - License	11,656	-
Total Current Assets	28,617	175,943

Other Assets
Prepaid Expenses - License	17,947	-
Total Other Assets	17,947	-

Total Assets	$46,564	$175,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$950	$16,738
Total Liabilities	950	16,738

Commitments and Contingencies

Stockholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none, issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 6,665,000 and 6,675,000 shares issued and outstanding, respectively	6,665	6,765
Additional paid-in capital	183,335	189,335
Accumulated Deficit During the Development Stage	(144,386)	(36,895)
Total Stockholders' Equity	45,614	159,205

Total Liabilities and Stockholders' Equity	$46,564	$175,943

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period From
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	February 28, 2007 (Inception) to September 30, 2009

Operating Expenses
Professional fees	$27,300	$1,131	$92,491	$1,131	$119,361
General and administrative	10,372	1,300	15,000	4,073	25,025
Total Operating Expenses	37,672	2,431	107,491	5,204	144,386

Loss from Operations Before Provision for Income Taxes	(37,672)	(2,431)	(107,491)	(5,204)	(144,386)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(37,672)	$(2,431)	$(107,491)	$(5,204)	$(144,386)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,665,000	5,276,264	6,670,128	5,132,088

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period From February 28, 2007 (Inception) to September 30, 2009
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during	Total
					Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Equity

Balance February 28, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

In kind contribution of services	-	-	-	-	4,400	-	4,400

Common stock issued for cash ($0.10/Sh)	-	-	60,000	60	5,940	-	6,000

Common stock issued to founder for cash ($0.002/Sh)	-	-	5,000,000	5,000	5,000	-	10,000

Net loss for the period February 28, 2007 (Inception ) to December 31, 2007	-	-	-	-	-	(10,233)	(10,233)

Balance December 31, 2007	-	-	5,060,000	5,060	15,340	(10,233)	10,167

Common stock issued for cash ($0.10/Sh)	-	-	1,705,000	1,705	168,795	-	170,500

In-kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss December 31, 2008	-	-	-	-	-	(26,662)	(26,662)

Balance December 31, 2008	-	-	6,765,000	6,765	189,335	(36,895)	159,205

Cancelled stock subscriptions	-	-	(100,000)	(100)	(9,900)	-	(10,000)

In-kind contribution of services	-	-	-	-	3,900	-	3,900

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(107,491)	(107,491)

Balance September 30, 2009	-	$-	6,665,000	$6,665	$183,335	$(144,386)	$45,614

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Period From
	September 30, 2009	September 30, 2008	February 28, 2007 (Inception) to September 30, 2009
Cash Flows From Operating Activities:
Net Loss	$(107,491)	$(5,204)	$(144,386)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	3,900	3,900	13,500
Changes in operating assets and liabilities:
Increase in prepaid expenses	(29,603)	-	(29,603)
Decrease/Increase in accounts payable	(15,788)	835	950
Net Cash Used In Operating Activities	(148,982)	(469)	(159,539)

Cash Flows From Financing Activities:
Refund for cancelled stock subscriptions	(10,000)	-	(10,000)
Proceeds from issuance of common stock	-	71,500	186,500
Net Cash Provided by (Used In) Financing Activities	(10,000)	71,500	176,500

Net Increase (Decrease) in Cash	(158,982)	71,031	16,961

Cash at Beginning of Period	175,943	15,913	-

Cash at End of Period	$16,961	$86,944	$16,961

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification did not have a significant impact on the Company’s financial statements.

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

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

NOTE 2            GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $144,386 for the period from February 28, 2007 (inception) to  September 30, 2009, and has negative cash flow from operations of $159,539 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3             STOCKHOLDERS' EQUITY

Common Stock Issued for Cash

For the period February 28, 2007 (inception) to September 30, 2009 the Company issued 1,765,000 shares of common stock for cash of $176,500 ($0.10/share).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 5).

In kind Contribution of Services

For the nine months ended September 30, 2009, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

For the year ended December 31, 2008, the shareholders of the Company contributed service having a fair value of $5,200 (See Note 5).

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

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

On April 13, 2009, the Company entered into a licensing agreement with Internet Consulting Services, Inc.   The initial payment of $10,000 was made on April 13, 2009 upon entering into the agreement.  Per the agreement, an additional $10,000 will be due on May 13, 2009 and $15,000 will be due on September 13, 2009.  The agreement terminates on April 13, 2012, it may be renewed for successive one year terms.  As of September 30, 2009, the Company paid the full $35,000 in accordance with the licensing agreement and is amortizing the cost over the term of the agreement.

NOTE 5            RELATED PARTY TRANSACTIONS

The President of the Company contributed an estimated $13,500 worth of services to the Company from February 28, 2007 (Inception) to September 30, 2009. The Company has treated these services as additional paid-in capital (See Note 3).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 3)

NOTE 6            SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 16, 2009, the date the financial statements were issued.

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

We intend to launch a direct-to-consumer marketing program that includes retail point-of-sale, direct mail, MTV infomercials and direct response advertising on USA late-night TV.  In addition, we may contract with a consulting company to assist with an internet sales strategy. Projected revenues generated by our growth plan vary in direct correlation to the amount of marketing spending we are able to deploy using proceeds we are able to raise..

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

For the nine months ended September 30, 2009 our total operating expenses were $107,491 compared to total operating expenses $5,204 for the nine months ended September 30, 2008.

Our net loss for the nine months ended September 30, 2009 was ($107,491) compared to a net loss of ($5,204) for the nine months ended September 30, 2008. We continue to incur losses as our business plan has not been implemented.

For the three months ended September 30, 2009 our total operating expenses were $37,672 compared to total operating expenses $2,431 for the three months ended September 30, 2008.

Our net loss for the three months ended September 30, 2009 was ($37,672) compared to a net loss of ($2,431) for the three months ended September 30, 2008.

For the period from February 28, 2007 (Inception) to September 30, 2009 our total operating expenses were $144,386.

Liquidity and Capital Resources

As of September 30, 2009 we have $ 16,961 in cash.

At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and are unable to raise it, we will either have to suspend or cease our growth plans entirely.

Going Concern

As of September 30, 2009, we had $16,961 in cash. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations, have an accumulated deficit of $144,386 for the period from February 28, 2007 (inception) to September 30, 2009, and have negative cash flow from operations of $159,539 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification did not have a significant impact on the Company’s financial statements.

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

WLMG HOLDING, INC.

Date: October 23, 2009	By:	/s/ Steven Mitchem
Steven Mitchem
Principal Executive Officer, Director, President, Chief Executive Officer

WLMG HOLDING, INC.

Date: October 23, 2009	By:	/s/ Eugene Whitmire
Eugene Whitmire
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer