Form 10-K
period 2009-12-31
WLMG HOLDING INC
filed 2010-03-08
CIK 1458895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-158088

WLMG HOLDING, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3008 County Clare Road Greensboro, NC	27407
(Address of principal executive offices)	(Zip Code)

(336) 253-6667
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2009: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of March 8, 2010 was: 6, 665, 000

Transitional Small Business Disclosure Format:
  Yes ☐         No ☒

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in Delaware on February 2007.  We plan to out-license original television programming aimed at young adults as well as internet sites.  Our business is to distribute our unique and proprietary programs by out-licensing the rights for broadcast, cable, satellite, Internet and/or home video production to unrelated third parties that are independently engaged in the promotion and distribution of consumer programming.

We plan to out-license original television programming aimed at young adults as well as internet sites. Our business is to distribute our unique and proprietary programs by out-licensing the rights for broadcast, cable, satellite, Internet and/or home video production to unrelated third parties that are independently engaged in the promotion and distribution of consumer programming. Additionally we plan to work with providers of turnkey marketing solutions to reach merchants and advertisers through the internet.

Products

We plan to produce a product line that has television ratings attractive to audiences.  Opportunity exists to expand the distribution of copyrighted shows, to produce a limited number of new compilations from existing footage and to convert more programming to DVD for out-licensing and for direct-to-consumer sales. Current projects we are working on include:

Hip-Hop Nation: Up-and-coming as well as established artists explore the underground world of hip-hop culture.
Playground Earth: An up-close-and-personal look at adventure sports, the essence of the wild outdoor experience.
Spring Break: A feature-length documentary capturing the craziness of a great American institution – Spring Break – as experienced by the students who live it.
Marshall’s Women in Comedy: Prime time network special starring Whoopie Goldberg, Joy Behar and Caroline Rhea.
Inside the Music: An “Access Hollywood” look at the latest music scene.

Competition

In a competitive market that demands differentiated programming aimed at niche audiences, we would like to find programming that has a track record of successful network broadcasts and syndication sales.

While our distribution partners can choose from an unlimited number and variety of programming available for broadcast, cable and/or DVD, we alone want to offer our distinct original programs.

Sales

We will seek revenues derived from out-licensing and syndication and the sale of broadcast rights of original multi-episodic programming to distribution partners in consumer media markets around the world.  We want to out-license television, home video and/or Internet rights around the world through a Los Angeles-based sales agency.  We are exploring a sales agency agreement with Vision Films Inc. that would be renewable annually.  The role of the agency is to solicit agreements for the sale, license, disposition and/or exploitation of our programs in all media through a licensed territory during the term of the agreement. The agency distribution fee should be equal to 30% of gross receipts, defined as all monies payable in connection with the programming received from all sources. This percentage fee arrangement will allow us to operate with minimal overhead while achieving a steady gross margin.  The sales agency reports a summary of sales and expenses within 60 days of the end of each calendar quarter. Additionally we are considering a license agreement with Internet Consulting Services, Inc.  to help create a viral internet  sales strategy.

Target Markets and Customers

Global interest in American youth culture creates a large consumer media market for our programming.  Therefore, we are positioned to offer a targeted product line to distribution partners all around the world.

Our planned sales and marketing strategy will target distribution partners in consumer media markets around the world who can in-license our programs for specific territories for a finite time period.  We will reach these customers through trade listings, screening DVDs, promotional print brochures and posters, and presence at major industry markets, including NATPE, AMF, MIPTV, LA Screenings, MipCom, MipAsia, Cannes and MIFED.  Currently, we plan to work on establishing licensing agreements for broadcast rights in only 35% of identified broadcast markets worldwide. Sales efforts at the above mentioned trade shows, more availability of screening DVDs, and newly compiled programming content will increase our global penetration of broadcast market areas.

The following table lists licensing agreements that we are working on completing for one of our initial projects Hip-Hop Nation.  Once we complete the current licensing agreements our plans include increasing the number of licensees for Hip-Hop Nation as well as growing our product line available for licensing to include additional titles, primarily Playground Earth, Spring Break and Marshall’s Women in Comedy.  To date we have not finalized any of the agreements set forth below or any other licensing agreement on behalf of Hip-Hop Nation but we have completed a form of licensing agreement which we are using to negotiate the terms of the licensing agreement with these third parties  At this time it is our goal to have at least one agreement finalized and executed by the end of the year. However, we can provide no assurances that we will be able to finalize any of these agreements.

AGREEMENTS WE ARE CURRENTLY WORKING ON:

Licensing Agreements for Hip-Hop Nation
Territory	Licensee	Rights Granted
USA, Canada	Xenon	Home video (DVD, VHS CD-Rom)
South Africa	ILC SA Ltd	Home video (VHS, HDDVD, iPod)
Japan	Step-by-Step Co.	Home video (VHS, DVD, VOD)
Netherlands, Belgium, Luxembourg	Media Sales & Licensing BV	All forms of home video, include DVD and VHS
Philippines	Solar Entertainment	Cable TV
Australia, NZ	Stomp Visual	Home video (VHS, DVD)
France	Infini Media	Home video and TV: cable, satellite
Brazil, Chile	Top Tape	Home video (VHS, DVD)
UK	Revelation Films Ltd	All physical AV (DVD, VHS)

Our growth plans will include direct-to-consumer marketing to promote DVD sales of our programming in the US.  Promotions will be aimed exclusively at the 18-to-24 year old collegiate demographic.  This audience demands the type of demographically-targeted programming that we will provide.  To market the sale of DVDs, we will employ several previously effective promotional vehicles, including retail point-of-sale, direct mail, and MTV infomercials. We also plan to develop a consumer website and to test direct response advertising on USA late-night TV, a strategy proven effective for similar television programs sold on DVD.   Additionally we have identified a consulting firm that we think can assist us in the internet sales strategy.

Nielsen Media Research reports that college students watch an average of 24.3 hours of television per week.  The most popular time for students to watch television is at night, with 74 percent of student’s surveyed watching primetime from 8 p.m. to 11 p.m. and 60 percent of students watching late-night TV from 11 p.m. to 1 a.m.  The most popular networks for college students are ESPN, MTV and Comedy Central, which indicates the most popular genres for students are sports, music, and comedy entertainment.  Traditional television networks are investing in new media entries to maintain market share in the collegiate demographic, which is becoming increasingly fragmented due to ongoing growth in the amount and variety of programming available for viewing.

Nielsen Media Research will start this spring including college students living away from home in its television ratings, a move that could bolster ratings on networks like Fox, MTV and the WB, which cater to younger viewers.  Because networks and advertisers rely on the ratings to sell commercials, the inclusion of college students who live away from home will add a potentially influential demographic, translating into rating points that will attract advertisers and could result in increased demand for content aimed specifically at this demographic.

Industry Trends

Television Licensing

Since the advent of cable television, the number of channels and variety of programming has risen steadily. As a result, television audiences are increasingly fragmented, driving the demand for low-cost, high-quality niche programming, according to Forrester Research.  Because we plan to out-license only existing programming and intend to add only new compilations of existing footage, our production costs will be low and we will be able to offer high-quality products at a low licensing cost to our distribution partners.

DVD Sales

Retail DVD sales are expected to continue to grow throughout the world, albeit at a slower rate than in previous years. A value decline at retail is being driven by price deflation due to the growing popularity of mass merchants as a preferred channel among consumers for the purchase of DVDs.  This trend will continue to help drive the sale of DVDs.

In 2006, DVD purchases outside the US generated over $1 billion, according to Media Control International.  In the US, consumer purchases of home entertainment, primarily DVD, totaled over $500 million in 2006.

TV titles on DVD are the biggest growth driver on home video, with sales growth of 28% in 2005, according to Nielsen Research.  Buyers of TV shows on DVD tend to be younger and more affluent than the average of all DVD buyers. Renewed interest in network TV shows, including reality TV, has driven new interest in the TV category in stores, contributing to growth in TV DVD sales.  Growth potential is enormous, according to MTV research. Better packaging of TV product for rental retailers supported by point-of-purchase promotions will help push TV DVDs in rental and purchase categories at retail.

Digital Technology

Technological advancements such as Internet video-on-demand (VoD) and high definition DVD are creating additional licensing opportunities for content providers.  While still small in comparison to the overall DVD market, the digital retail market is expected to expand rapidly.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.   DESCRIPTION OF PROPERTY

Our business office is located at 3008 County Clare Road, Greensboro, North Carolina 27407. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

ITEM 3.   LEGAL PROCEEDINGS

There are currently no legal proceedings pending or threatened against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

On September 3, 2009, our common stock was approved to trade on the OTCCB under the symbol WHLX, However to date there has been no trading market for our Common Stock and there is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of March 8, 2009, we had 42 shareholders of our common stock.

Dividends

We have not paid any cash dividends to shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends  upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

We were incorporated in the State of Delaware on February 28, 2007 and 5,000,000 common shares were issued to Steven Mitchem. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In November 2008, we completed a Regulation D Rule 506 offering in which we sold 1,665,000 shares of common stock to 41 investors, at a price per share of $0.10 per share for an aggregate offering price of $166,500. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Amick, Angela	50,000
Amick, Matthew	50,000
Baumqartner, Christopher	50,000
Baumgartner, Stephanie	50,000
Davis, Meeqan	10,000
Dickerson, Jason	50,000
Erickson, John	50,000
Gignac, Harold	10,000
Gignac, Laura	10,000
Giqnac, Patricia	10,000
Golt, Gerald E	50,000
Halpin-Poirier, Monique	50,000
Hanlin, James	50,000
Harward, Douq	50,000
Hudgins Jr, Dan	50,000
Hudqins. P.D.	50,000
Huss Jr. Thomas H	50,000
Ihn, Myunqhee	50,000
Ihn, Tai S	50,000
Johnson, Loretta	50,000
Jones, Sandra G.	20,000
Kelly, Daniel	50,000
Kim, Aekyung	50,000
Kradel, Amy	50,000
Kradel, Michael	50,000
Mix, Kelly A	50,000
Mix, Thomas	50,000
Moon, Hyunsik	50,000
Nahas, Damon	50,000
Poirier, Dan	50,000
Pyun, Alex	5,000
Pyun, Jacquelyn	10,000

Queen, Nathan	30,000
Rice, Bill	50,000
Traube, Beatrice N	20,000
Traube, Martin J	20,000
Whitehead, Elizabeth	20,000
Winget, James K	50,000
Winget, Jill S	50,000
Woody, Frank S	50,000
Woody, Georqye	50,000

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in November 2008 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders	None

Total

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Liquidity and Capital Resources

As of December 31, 2009 we have $4,375 in cash.

At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and are unable to raise it, we will either have to suspend or cease our growth plans entirely.

Since inception, we have issued 5,000,000 shares of our common stock to Steven Mitchem for his capital contribution of $10,000 and completed a Regulation D Rule 506 offering in which we sold 1,665,000 shares of common stock to 41 investors, at a price per share of $0.10 per share for an aggregate offering price of $166,500.

As reflected in the accompanying audited financial statements, we are in the development stage with no operations, have an accumulated deficit of $188,725 for the period from February 28, 2007 (inception) to December 31, 2009, and have negative cash flow from operations of $172,125 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

For the year ended December 31, 2008 our total operating expenses were $26,662, compared to total operating expenses $151,830 for the year ended December 31, 2009.  This increase was due to an increase in professional fees associated with the costs involved in the having our shares approved to trade on the OTCBB Bulletin Board.

Our net loss for the year ended December 31, 2009 was ($151,830) compared to a net loss of ($26,662) for the year ended December 31, 2008.

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company operates in one segment and therefore segment information is not presented.

The carrying amounts on the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Recent Accounting Policies

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7.   FINANCIAL STATEMENTS

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF December 31, 2009

WLMG Holding, Inc.
(a development stage company)
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
WLMG Holding, Inc.

We have audited the accompanying balance sheets of WLMG Holding, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and for the period from February 28, 2007 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of WLMG Holding, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and for the period from February 28, 2007 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage and has a net loss and accumulated deficit of $188,725 for the period February 28, 2007 (Inception) to December 31, 2009 and a negative cash flow from operations of $172,125 for the period February 28, 2007 (Inception) to December 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 18, 2010

WLMG Holding, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008

Current Assets
Cash	$4,375	$175,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,800	$16,738
Total Liabilities	1,800	16,738

Commitments and Contingencies

Stockholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none, issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
6,665,000 and 6,765,000 shares issued and outstanding, respectively	6,665	6,765
Additional paid-in capital	184,635	189,335
Accumulated Deficit During the Development Stage	(188,725)	(36,895)
Total Stockholders' Equity	2,575	159,205

Total Liabilities and Stockholders' Equity	$4,375	$175,943

See accompanying notes to financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period From
	For the Year Ended		February 28, 2007 (Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009

Operating Expenses
Professional fees	$135,126	$21,289	$161,996
General and administrative	14,893	5,373	24,918
Total Operating Expenses	150,019	26,662	186,914

Loss from Operations Before Provision for Income Taxes	(150,019)	(26,662)	(186,914)

Provision for Income Taxes	1,811	-	1,811

Net Loss	$(151,830)	$(26,662)	$(188,725)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,670,128	5,516,603

See accompanying notes to financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period From February 28, 2007 (Inception) to December 31, 2009

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during	Total
					Paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Equity

Balance February 28, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

In kind contribution of services	-	-	-	-	4,400	-	4,400

Common stock issued for cash ($0.10/Sh)	-	-	60,000	60	5,940	-	6,000

Common stock issued to founder for cash ($0.002/Sh)	-	-	5,000,000	5,000	5,000	-	10,000

Net loss for the period February 28, 2007 (Inception ) to December 31, 2007	-	-	-	-	-	(10,233)	(10,233)

Balance December 31, 2007	-	-	5,060,000	5,060	15,340	(10,233)	10,167

Common stock issued for cash ($0.10/Sh)	-	-	1,705,000	1,705	168,795	-	170,500

In-kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss December 31, 2008	-	-	-	-	-	(26,662)	(26,662)

Balance December 31, 2008	-	-	6,765,000	6,765	189,335	(36,895)	159,205

Cancelled stock subscriptions	-	-	(100,000)	(100)	(9,900)	-	(10,000)

In-kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss December 31, 2009	-	-	-	-	-	(151,830)	(151,830)

Balance December 31, 2009	-	$-	6,665,000	$6,665	$184,635	$(188,725)	$2,575

See accompanying notes to financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period From
	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	February 28, 2007 (Inception) to December 31, 2009
Cash Flows From Operating Activities:
Net Loss	$(151,830)	$(26,662)	$(188,725)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	5,200	5,200	14,800
Changes in operating assets and liabilities:
Decrease/Increase in accounts payable	(14,938)	10,992	1,800
Net Cash Used In Operating Activities	(161,568)	(10,470)	(172,125)

Cash Flows From Financing Activities:
Refund for cancelled stock subscriptions	(10,000)	-	(10,000)
Cash received from subscription receivable
Proceeds from issuance of common stock	-	170,500	186,500
Increase/(Decrease) in Subscriptions Receivable
Net Cash Provided by (Used In) Financing Activities	(10,000)	170,500	176,500

Net Increase (Decrease) in Cash	(171,568)	160,030	4,375

Cash at Beginning of Period	175,943	15,913	-

Cash at End of Period	$4,375	$175,943	$4,375

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$1,811	$-	$1,811

See accompanying notes to financial statements

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

WLMG Holding Inc. (the “Company”) was incorporated in Delaware on February 28, 2007. The Company was organized to provide business services and financing to emerging growth entities.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:
	Years Ended December,
	2009	2008

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	59,134	9,280
Valuation allowance	(59,134)	(9,280)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended December 31, 2009 and 2008 was an increase of $49,854and $7,297, respectively.

The components of income tax expense related to continuing operations are as follows:

	2009	2008
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$0	$0
Deferred	-	-
	$0	$0

 (F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

(I) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2     GOING CONCERN

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $188,725 for the period from February 28, 2007 (inception) to December 31, 2009, and has negative cash flow from operations of $172,125 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash

For the period February 28, 2007 (inception) to December 31, 2009 the Company issued 1,765,000 shares of common stock for cash of $176,500 ($0.10/share).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 5).

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

In kind Contribution of Services

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

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

NOTE 4      COMMITMENTS

On November 1, 2008 the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning November 1, 2008.  The agreement was terminated effective December 1, 2009.

On April 13, 2009, the Company entered into a licensing agreement with Internet Consulting Services, Inc.   The initial payment of $10,000 was made on April 13, 2009 upon entering into the agreement.  Per the agreement, an additional $10,000 was due on May 13, 2009 and $15,000 was due on September 13, 2009.  The agreement terminates on April 13, 2012, it may be renewed for successive one year terms.  As of December 31, 2009, the Company paid and expensed the $35,000 in accordance with the licensing agreement.

NOTE 5      RELATED PARTY TRANSACTIONS

The President of the Company contributed an estimated $14,800 worth of services to the Company from February 28, 2007 (Inception) to December 31, 2009. The Company has treated these services as additional paid-in capital (See Note 3).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 3)

NOTE 6      SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 18, 2010, the date the financial statements were issued and none were noted.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of March 8, 2010 are as follows:

NAME	AGE	POSITION
Steven Mitchem	55	President, Director, Chief Executive Officer, Principal Executive Officer
Eugene Whitmire	62	Chief Financial Officer, Secretary, Treasurer, Principal Financial Officer
Irv Pyun	51	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Steven Mitchem

Mr. Mitchem has extensive senior level media and advertising experience developing and producing projects for NBC, ESPN and Viacom in addition to holding senior positions at American Home Products, Kayser Roth Corporation and Trone Advertising Agency.

Mr. Mitchem has been with Pace Communications, Inc. in Greensboro, NC since 2004 as Vice President of Destination Publications. Prior to that Mr. Mitchem served as Vice President of Sales and Program Distribution at Zoom Culture, Inc. since 2001  where he was responsible for developing and managing relationships with advertising, licensing and network partners.  He successfully created and launched programs from pilot through to syndication in 79% of US homes.

Mr. Mitchem also helped launch Smart Online, Inc., a publicly-traded company in Durham, NC, and its software product smartonline.com, a leading resource application for small businesses and entrepreneurs.  He engineered distribution agreements with US mass retailers Wal-Mart, CompUSA, Target, Best Buy and Staples to increase revenue from $1.3 million to $4.4 million.

As Director of Mass Merchant Development for leg wear giant Kayser-Roth Corp., Mr. Mitchem directed product development, brand marketing and licensing, and he implemented retail programs for Wal-Mart and Target that dramatically increased category sales.

Mr. Mitchem also directed national sales efforts for A.H. Robins Pharmaceutical Co, more than doubling sales revenues with national chain drug and mass merchants.

Mr. Mitchem is a 1977 graduate of Wake Forest University.

Eugene Whitmire

Eugene Whitmire has 35 years experience with national public and privately owned businesses, including expertise in E-commerce, management, finance, taxation, treasury and cash management.  He has been a Certified Public Accountant since 1971. Mr. Whitmire has owned and operated E. Eugene Whitmire, CPA Certified Public Accountant Practice in NC & SC since 1986.

For 13 years, Mr. Whitmire served as Vice President of Finance for Telerent Leasing Corporation, responsible for management of corporate finances including cash management and investments, accounting, SEC filings and reporting, federal and state (50) corporate income tax planning and preparation, MIS functions, insurance, purchasing and inventory control and employee relations.  During his tenure, the company experienced above average growth and financial success and was ranked consistently as one of the top performing publicly owned companies headquartered in North Carolina.

Following Telerent, Mr. Whitmire served as CEO of Equitel, Inc., a public telecommunications company, working with outside investors for venture funding. Previously, as CFO of Equitel, Inc., he was responsible for overseeing the company’s financial position and interfacing with finance partners.  He also performed treasury functions and investor relations and effected a reverse merger of the company.

Following Equitel Mr. Whitmire served as CFO of Smart Online, Inc., responsible for business planning, projections and investor presentations.

More recently, Mr. Whitmire has worked for Vaco, LLC Financial Consulting in Raleigh, NC and Nashville, TN January 2004 to August 2006, following this he joined Sherpa, LLC Financial Consulting  in Charlotte, NC August 2006 to March 2007 and most recently has worked with Huron Consulting Group, LLC Financial Consulting in Chicago, IL July 2007 to present.

Mr. Whitmire earned his BS in accounting at the University of South Carolina in 1969.  Following graduation, he worked for several years as a Senior Accountant with Deloitte & Touche.

Irv Pyun

Irv Pyun sold his company Benefit Solutions Group an employee benefits brokerage/consulting firm in Raleigh in 2004 and joined TriSure Benefits LLC as a Senior Vice President in January of 2005.  Irv left Trisure to join RPG Solutions, LLC in October of 2008,

Irv attended Brown University and has over 27 years of experience evaluating group insurance plans.  He was an officer and manager of the Group Underwriting Department with The Prudential Insurance Company of America and was responsible for underwriting group accounts ranging from 100 to 20,000 employees.  He is familiar with various funding mechanisms for all types of benefit plans whether they are fully insured, partially self-insured, or self-insured.  As an independent brokerage consultant, he has been advising employers on their employee benefit programs for more than 22 years, and served as Chairman of the Select Committee on Health Care for the City of Raleigh.  Irv is also a partner with Vesta Enterprises, LLC, a venture firm specializing in real estate.  Mr. Pyun is also currently involved with the production of two movies and a PBS TV show.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2009 and December 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Steven Mitchem President/Director	2009	$0	0	$	0	0	0	0	$0
	2008	$0	0	$	0	0	0	0	$0
Eugene Whitmire Chief Financial Officer, Treasurer, Principal Financial Officer	2009	$0	0	$	0	0	0	0	$0
	2008	$0	0	$	0	0	0	0	$0

(1)       We do not have any plans to pay our officers and directors any compensation at this time and our financial situation would be worse than currently disclosed if we were required to make such payments.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during year ending December 31, 2009 and 2008 by the executive officer(s) named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer during the year ended December 31, 2009 and 2008 under a LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity and at this time we have no plans to pay any fees to our directors.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13.   EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on October 26, 2007 (File No. 000-52866)	3.1	Certificate of Incorporation of WLMG Holding, Inc.*

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 26, 2007 (File No. 000-52866)	3.2	By-Laws*

Filed herewith	14.1	Code of Ethics

Filed herewith	31.1	Certification of Steven Mitchem pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Eugene Whitmire pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 3.2 to Form 10SB filed on October 26, 2007 (File No. 000-52867)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $5,798 and $5,691 for professional services rendered for the audit of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2009 and 2008, we were not billed for professional services rendered for audited related fees.

Tax Fees

For the Company’s fiscal year ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLMG HOLDING, INC.

Date: March 8, 2010	By:	/s/ Steven Mitchem
Steven Mitchem
Principal Executive Officer, Director, President, Chief Executive Officer

WLMG HOLDING, INC.

Date: March 8, 2010	By:	/s/ Eugene Whitmire
Eugene Whitmire
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer