Form 10-Q/A
period 2009-09-30
WLMG HOLDING INC
filed 2010-04-07
CIK 1458895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
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

WLMG HOLDING, INC.

Date: April 7, 2010	By:	/s/ Steven Mitchem
Steven Mitchem
Principal Executive Officer, Director, President, Chief Executive Officer

WLMG HOLDING, INC.

Date: April 7, 2010	By:	/s/ Eugene Whitmire
Eugene Whitmire
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer