Form 10-Q
period 2010-03-31
WLMG HOLDING INC
filed 2010-05-13
CIK 1458895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 13, 2010:  6,665,000 shares of Common Stock.

WLMG HOLDING, INC.

FORM 10-Q

March 31, 2010

Item 1. Financial Information

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FEBRUARY 28, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

1

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$2,906	$4,375
Total Assets	2,906	4,375

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$8,229	$1,800
Total Liabilities	8,229	1,800

Commitments and Contingencies

Stockholders' Equity/(Deficit)

Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none, issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
6,665,000 and 6,665,000 shares issued and outstanding, respectively	6,665	6,665
Additional paid-in capital	185,935	184,635
Accumulated Deficit During the Development Stage	(197,923)	(188,725)
Total Stockholders' Equity/(Deficit)	(5,323)	2,575

Total Liabilities and Stockholders' Equity/(Deficit)	$2,906	$4,375

See accompanying notes to condensed unaudited financial statements.

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period From February 28, 2007 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$-	$-	$-

Operating Expenses
Professional fees	7,555	32,873	169,551
General and administrative	1,843	2,377	26,761
Total Operating Expenses	9,398	35,250	196,312

Other Income
Gain on settlement	200	-	200
Total Other Income	200	-	200

Loss from Operations Before Provision for Income Taxes	(9,198)	(35,250)	(196,112)

Provision for Income Taxes	-	-	1,811

Net Loss	$(9,198)	$(35,250)	$(197,923)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,665,000	6,680,556

See accompanying notes to condensed unaudited financial statements.

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficit)
For the Period From February 28, 2007 (Inception) to March 31, 2010
(Unaudited)

	Preferred stock		Common stock			Deficit accumulated	Total
	$.001 Par Value		$.001 Par Value		Additional	during	Stockholders'
					Paid-in	development	Equity/
	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)

Balance February 28, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

In kind contribution of services	-	-	-	-	4,400	-	4,400

Common stock issued for cash ($0.10/Sh)	-	-	60,000	60	5,940	-	6,000

Common stock issued to founder for cash ($0.002/Sh)	-	-	5,000,000	5,000	5,000	-	10,000

Net loss for the period February 28, 2007 (Inception ) to December 31, 2007	-	-	-	-	-	(10,233)	(10,233)

Balance December 31, 2007	-	-	5,060,000	5,060	15,340	(10,233)	10,167

Common stock issued for cash ($0.10/Sh)	-	-	1,705,000	1,705	168,795	-	170,500

In-kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss December 31, 2008	-	-	-	-	-	(26,662)	(26,662)

Balance December 31, 2008	-	-	6,765,000	6,765	189,335	(36,895)	159,205

Cancelled stock subscriptions	-	-	(100,000)	(100)	(9,900)	-	(10,000)

In-kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss December 31, 2009	-	-	-	-	-	(151,830)	(151,830)

Balance December 31, 2009	-	-	6,665,000	6,665	184,635	(188,725)	2,575

In-kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the period ended March 31, 2010	-	-	-	-	-	(9,198)	(9,198)

Balance March 31, 2010	-	$-	6,665,000	$6,665	$185,935	$(197,923)	$(5,323)

See accompanying notes to condensed unaudited financial statements.

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	February 28, 2007 (Inception) to March 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(9,198)	$(35,250)	$(197,923)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	1,300	1,300	16,100
Changes in operating assets and liabilities:
(Decrease)/Increase in accounts payable	6,429	(7,414)	8,229
Net Cash Used In Operating Activities	(1,469)	(41,364)	(173,594)

Cash Flows From Financing Activities:
Refund for cancelled stock subscriptions	-	(10,000)	(10,000)
Cash received from subscription receivable
Proceeds from issuance of common stock	-	-	186,500
Increase/(Decrease) in Subscriptions Receivable
Net Cash Provided by (Used In) Financing Activities	-	(10,000)	176,500

Net Increase (Decrease) in Cash	(1,469)	(51,364)	2,906

Cash at Beginning of Period	4,375	175,943	-

Cash at End of Period	$2,906	$124,579	$2,906

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,811

See accompanying notes to condensed unaudited financial statements.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2010 and 2009, respectively, there were no common share equivalents outstanding.

(E) Income Taxes

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

(G) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $197,923 for the period from February 28, 2007 (inception) to March 31, 2010, and has negative cash flow from operations of $173,594 from inception.  In addition, there is a working capital deficiency and stockholders’ deficiency of $5,323 as of March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDERS’ DEFICIT

Common Stock Issued for Cash

For the period February 28, 2007 (inception) to December 31, 2008, the Company issued 1,765,000 shares of common stock for cash of $176,500 ($0.10/share).

For the period February 28, 2007 (inception) to December 31, 2007, the Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 5).

In kind Contribution of Services

For the period ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the year ended December 31, 2008, the shareholders of the Company contributed service having a fair value of $5, 200 (See Note 5).

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

On April 13, 2009, the Company entered into a licensing agreement with Internet Consulting Services, Inc.   The initial payment of $10,000 was made on April 13, 2009 upon entering into the agreement.  Per the agreement, an additional $10,000 was due on May 13, 2009 and $15,000 was due on September 13, 2009.  The agreement terminates on April 13, 2012, it may be renewed for successive one year terms.  As of December 31, 2009, the Company impaired the $35,000 licensing agreement as it was determined it had no future value.

During the three months ending March 31, 2010, the Company received $200 as a settlement over the license agreement. This amount was recorded as a gain on settlement. There will be no further amounts paid to the Company in connection with the termination of this agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

The President of the Company contributed an estimated $16,100 worth of services to the Company from February 28, 2007 (Inception) to March 31, 2010. The Company has treated these services as additional paid-in capital (See Note 3).

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

We intend to launch a direct-to-consumer marketing program that includes retail point-of-sale, direct mail, MTV infomercials and direct response advertising on USA late-night TV.  In addition, we may contract with a consulting company to assist with an internet sales strategy. Projected revenues generated by our growth plan vary in direct correlation to the amount of marketing spending we are able to deploy using proceeds we are able to raise.

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

For the three months ended March 31, 2010 our total operating expenses were $9,398 compared to total operating expenses $35,250 for the three months ended March 31, 2009.  The decrease in operating expenses was due to a decrease in professional fees from $32,873 for the three months ended March 31, 2009 to $7,555 for the three months ended March 31, 2010.

Our net loss for the three months ended March 31, 2010 was ($9,198) compared to a net loss of ($35,250) for the three months ended March 31, 2009. We continue to incur losses as our business plan has not been implemented.

Liquidity and Capital Resources

As of March 31, 2010 we have $ 2,906 in cash.

At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and are unable to raise it, we will either have to suspend or cease our growth plans entirely.

Going Concern

As of March 31, 2010, we had $2,906 in cash. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with no operations, have an accumulated deficit of $197,923 for the period from February 28, 2007 (inception) to March 31, 2010, and have negative cash flow from operations of $173,594 from inception. In addition, there is a working capital deficiency and stockholder deficiency of $5,323 as of March 31, 2010.  This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding through either debt or equity financing as well as the steps it is taking to pursue its business plan and generate revenue will provide us the opportunity to continue as a going concern.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

Item 4.    (Removed & Reserved).

None.

Item 5.    Other Information.

None

Item 6.     Exhibits
(a)             Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLMG HOLDING, INC.

Date: May 13, 2010	By:	/s/ Steven Mitchem
Steven Mitchem
Principal Executive Officer, Director, President, Chief Executive Officer

WLMG HOLDING, INC.

Date: May 13, 2010	By:	/s/ Eugene Whitmire
Eugene Whitmire
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer