Form 10-Q
period 2010-06-30
WLMG HOLDING INC
filed 2010-08-23
CIK 1458895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

WLMG HOLDING, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-158088	45-0560453
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4540 Southside Boulevard, Suite 603
Jacksonville, Florida 32216
 (Address of Principal Executive Offices)
 _______________

(904) 724-9868
 (Issuer Telephone number)
_______________

(Former Address if Changed Since Last Report)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 23, 2010:  7,170,000 shares of Common Stock.

WLMG HOLDING, INC.

FORM 10-Q

June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WLMG HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010(UNAUDITED) (CONSOLIDATED) AND DECEMBER 31, 2009.

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010(UNAUDITED) (CONSOLIDATED) AND 2009, AND FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED) (CONSOLIDATED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED) (CONSOLIDATED).

PAGE	4
CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010(UNAUDITED) (CONSOLIDATED) AND 2009 AND FOR THE PERIOD FEBRUARY 28, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED) (CONSOLIDATED).

PAGES	5 - 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	Consolidated
	(Unaudited)

Current Assets
Cash	$5,118	$4,375
Investment in real estate, net	509,695	-
Total Assets	$514,813	$4,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$544	$1,800
Accrued real estate taxes	9,456	-
Total Liabilities	10,000	1,800

Commitments and Contingencies	-	-

Stockholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none, issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,170,000 and 6,665,000 shares issued and outstanding, respectively	7,170	6,665
Additional paid-in capital	708,423	184,635
Accumulated deficit during the development stage	(210,780)	(188,725)
Total Stockholders' Equity	504,813	2,575

Total Liabilities and Stockholders' Equity	$514,813	$4,375

See accompanying notes to condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period From
					February 28, 2007 (Inception) to June 30, 2010
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	Consolidated		Consolidated		Consolidated

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	9,726	32,317	17,281	65,190	179,277
General and administrative	3,131	2,252	4,974	4,629	29,892
Total Operating Expenses	12,857	34,569	22,255	69,819	209,169

Other Income
Other Income	-	-	200	-	200
Total Other Income	-	-	200	-	200

Loss from Operations Before Provision for Income Taxes	(12,857)	(34,569)	(22,055)	(69,819)	(208,969)

Provision for Income Taxes	-	-	-	-	1,811

Net Loss	$(12,857)	$(34,569)	$(22,055)	$(69,819)	$(210,780)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,704,278	6,665,000	6,684,639	6,672,735

See accompanying notes to condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period From February 28, 2007 (Inception) to June 30, 2010
(Unaudited)

						Deficit
	Preferred stock $.001 Par Value		Common stock $.001 Par Value		Additional	Accumulated During	Total
					Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance February 28, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

In kind contribution of services	-	-	-	-	4,400	-	4,400
Common stock issued for cash ($0.10/Sh)	-	-	60,000	60	5,940	-	6,000
Common stock issued to founder for cash ($0.002/Sh)	-	-	5,000,000	5,000	5,000	-	10,000
Net loss for the period February 28, 2007 (Inception ) to December 31, 2007	-	-	-	-	-	(10,233)	(10,233)

Balance December 31, 2007	-	-	5,060,000	5,060	15,340	(10,233)	10,167

Common stock issued for cash ($0.10/Sh)	-	-	1,705,000	1,705	168,795	-	170,500
In-kind contribution of services	-	-	-	-	5,200	-	5,200
Net loss December 31, 2008	-	-	-	-	-	(26,662)	(26,662)

Balance December 31, 2008	-	-	6,765,000	6,765	189,335	(36,895)	159,205

Cancelled stock subscriptions	-	-	(100,000)	(100)	(9,900)	-	(10,000)
In-kind contribution of services	-	-	-	-	5,200	-	5,200
Net loss December 31, 2009	-	-	-	-	-	(151,830)	(151,830)

Balance December 31, 2009	-	-	6,665,000	6,665	184,635	(188,725)	2,575

In-kind contribution of services	-	-	-	-	2,600	-	2,600
Cash contributed by stockholder	-	-	-	-	16,693	-	16,693
Common stock issued ($1/Sh)	-	-	505,000	505	504,495	-	505,000
Net loss for the six month period ended June 30, 2010	-	-	-	-	-	(22,055)	(22,055)

Balance June 30, 2010 (Consolidated)	-	$-	7,170,000	$7,170	$708,423	$(210,780)	$504,813

See accompanying notes to condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
			February 28, 2007
	For the Six Months Ended		(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	Consolidated		Consolidated

Cash Flows From Operating Activities:
Net Loss	$(22,055)	$(69,819)	$(210,780)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	2,600	2,600	17,400
Changes in current assets and liabilities:
Decrease/(Increase) in prepaid expenses	-	(32,509)	-
(Decrease)/Increase in accounts payable	(1,256)	(16,638)	544
(Decrease)/Increase in accrued liabilities	9,456	-	9,456
Net Cash Used In Operating Activities	(11,255)	(116,366)	(183,380)

Cash Flows From Investing Activities:
Purchase of real estate	(509,695)	-	(509,695)
Net Cash Used In Investing Activities	(509,695)	-	(509,695)

Cash Flows From Financing Activities:

Refund for cancelled stock subscriptions	-	(10,000)	(10,000)
Cash contributions from shareholder	16,693		16,693
Proceeds from issuance of common stock	505,000	-	691,500
Net Cash Provided by (Used In) Financing Activities	521,693	(10,000)	698,193

Net Increase (Decrease) in Cash	743	(126,366)	5,118

Cash at Beginning of Period	4,375	175,943	-

Cash at End of Period	$5,118	$49,577	$5,118

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,811

Supplemental disclosure of non-cash financing activities:	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(B) Principles of Consolidation

The consolidated financial statements include the financial statements of WLMG Holding, Inc. and its wholly-owned subsidiary Boggy Creek Villas, LLC (from June 21, 2010, Inception, to June 30, 2010).

All intercompany transactions, balances and gains or losses on transactions between parent and subsidiary were eliminated as part of the consolidation process.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

(E) Investments in Real Estate

Investments in real estate are carried at historical cost, less accumulated depreciation and amortization.  Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings                                         5-27.5 years

Improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset.  Repairs and maintenance are charged to expense as incurred.

Costs related to the acquisition, development, construction, and improvement of properties are capitalized.  Interest, real estate taxes, insurance, and other development related costs incurred during the construction periods are capitalized and depreciated on the same basis as the related assets.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

(G) Income Taxes

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

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

(I) Recent Accounting Pronouncements

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to the transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

(J) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, approximate fair value due to the relatively short period to maturity for this instrument.

(K) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2              GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage with no operations, has a working capital deficiency of $4,882, an accumulated deficit of $210,780 for the period from February 28, 2007 (inception) to June 30, 2010, and has negative cash flow from operations of $183,380 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash

On June 21, 2010, the Company issued 505,000 shares of common stock for cash of $505,000 ($1.00/share).

For the year ending December 31, 2008, the Company issued 1,705,000 shares of common stock for cash of $170,500 ($0.10/share).

For the period February 28, 2007 (inception) to December 31, 2007, the Company issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 5) and 60,000 shares of common stock for cash of $6,000 ($0.10/share).

In kind Contribution of Services

For the six months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200(See Note 5).

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
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 4              COMMITMENTS

On November 1, 2008 the Company entered into a consulting agreement which provides for monthly administrative and other miscellaneous services.  The Company is required to pay $5,000 a month beginning November 1, 2008.  The agreement was terminated effective December 1, 2009.

On April 13, 2009, the Company entered into a licensing agreement with Internet Consulting Services, Inc.   The initial payment of $10,000 was made on April 13, 2009 upon entering into the agreement.  Per the agreement, an additional $10,000 was due on May 13, 2009 and $15,000 was due on September 13, 2009.  The agreement terminates on April 13, 2012; it may be renewed for successive one year terms.  As of June 30, 2010 the Company paid and expensed the$35,000 in accordance with the licensing agreement.

NOTE5               RELATED PARTY TRANSACTIONS

The President of the Company contributed an estimated $17,400 worth of services to the Company from February 28, 2007 (Inception) to June 30, 2010. The Company has treated these services as additional paid-in capital (See Note 3).

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

Overview

We were incorporated in Delaware on February 28, 2007.  Our initial plan of operations was to out-license original television programming aimed at young adults as well as internet sites.  We planned to distribute our unique and proprietary programs by out-licensing the rights for broadcast, cable, satellite, Internet and/or home video production to unrelated third parties that are independently engaged in the promotion and distribution of consumer programming.  We were unable to execute our business and have appointed Gregory Laubach, as our new Chief Executive Officer and Director to cease our previous operation and shift our business to the appraisal, purchase, development and leasing of multi-family residential and commercial real estate.

Our initial focus has been on identifying properties in Florida.  The Florida multi-family residential and commercial property market has been hard hit by the recent economic downturn.  Properties in this marketplace are selling at significant discounts below 2007 property values.  Foreclosed and bank repossessed real estate owned (REO) properties are at an even greater discount to the previous market highs.

We will seek out opportunities to manage or purchase real estate properties and intend to enhance our capabilities by adding personnel or entering joint ventures with similar firms.

We will identify suitable real estate projects to purchase, develop and/or  manage. Such property owners may include banks, investment funds, developers and individual owners; our management intends to utilize its contacts among these entities to facilitate such relationships. The funding of the cash required to consummate any property development, acquisition and/or purchase will likely consist of a private placement of debt and/or equity securities possibly through the assistance of a broker-dealer.

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

For the six months ended June 30, 2010 our total operating expenses were $22,255 compared to total operating expenses $69,819 for the six months ended June 30, 2009.  The decrease in operating expenses was principally due to a decrease in professional fees from $65,190 for the six months ended June 30, 2009 to $17,281 for the six months ended June 30, 2010.

Our net loss for the six months ended June 30, 2010 was ($22,055) compared to a net loss of ($69,819) for the six months ended June 30, 2009. We continue to incur losses as our prior business plan was not implemented and we have recently changed our business plan to focus on the appraisal, purchase, development and leasing of multi-family residential and commercial real estate.

Liquidity and Capital Resources

As of June 30, 2010, we had $ 5,118 in cash. During the past quarter, we have changed our business plan and have begun investing and managing real estate properties.  This is a material change in our business and we may need additional capital to pursue this new business.

The Company currently does not have enough cash to satisfy its minimum cash requirements for the next twelve months. The Company is going to rely on loans from our officers and directors to meet the short term cash requirements. However, the present state of the Company’s liquidity and capital resources raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

It is uncertain how much money will be required to satisfy our minimum cash requirements and rehabilitate and maintain Boggy Creek.  We will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

Going Concern

As of June 30, 2010, we had $5,118 in cash. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying condensed unaudited financial statements, we are in the development stage with no operations, have a working capital deficiency of $4,882, an accumulated deficit of $210,780 for the period from February 28, 2007 (inception) to June 30, 2010, and have negative cash flow from operations of $183,380 from inception.   This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Accounting Standards Updates

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

 In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including Greg Laubach, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Mr. Laubach concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Mr. Laubach, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, pursuant to a Stock Purchase Agreement dated June 23, 2010, WLMG issued 505,000 shares of Common Stock to the GEROVA Holdings Ltd. at a purchase price of $1.00 per share.

Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed & Reserved)

Item 5.    Other Information

On June 21, 2010, we formed Boggy Creek Villas, LLC, as our wholly owned subsidiary.   On June 24, 2010 (the “Closing” or the “Closing Date”), Boggy Creek Villas, LLC purchased from 1888 Boggy Creek Road LLC, a multi-family residential development property located in Kissimmee Florida. In connection with this purchase, Steven Mitchem and Eugene Whitmire resigned from their respective executive officer positions and Gregory L. Laubach was appointed as President, Chief Executive Officer and Chief Financial Officer and a member of the board of directors.

The change of business plan is discussed in more detail in our Current Report on Form 8-k filed on July 6, 2010.

Item 6.     Exhibits
(a)             Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLMG HOLDING, INC.

Date: August 23, 2010	By:	/s/ Gregory L. Laubach
Gregory Laubach
Chief Executive Officer and Chief Financial Officer