Form 10-Q
period 2010-09-30
WLMG HOLDING INC
filed 2010-11-15
CIK 1458895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010:  7,170,000 shares of Common Stock.

WLMG HOLDING, INC.

FORM 10-Q

September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) (CONSOLIDATED) AND DECEMBER 31, 2009.

PAGE	5
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) (CONSOLIDATED) AND 2009, AND FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED) (CONSOLIDATED).

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED) (CONSOLIDATED).

PAGE	7
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) (CONSOLIDATED) AND 2009 AND FOR THE PERIOD FROM FEBRUARY 28, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED) (CONSOLIDATED).

PAGES	8 - 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	Consolidated
	(Unaudited)

Current Assets
Cash	$4,522	$4,375
Investment in real estate, net	514,412	-
Total Assets	$518,934	$4,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,298	$1,800
Accrued real estate taxes	12,677	-
Due to affiliates	966	-
Total Liabilities	19,941	1,800

Commitments and Contingencies	-	-

Stockholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none, issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,170,000 and 6,665,000 shares issued and outstanding, respectively	7,170	6,665
Additional paid-in capital	709,723	184,635

Accumulated deficit during the development stage	(217,900)	(188,725)
Total Stockholders' Equity	498,993	2,575

Total Liabilities and Stockholders' Equity	$518,934	$4,375

See accompanying notes to condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

					For the Period From
					February 28, 2007 (Inception) to September 30, 2010
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	Consolidated		Consolidated		Consolidated

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	3,716	27,300	20,997	92,491	182,993
General and administrative	3,404	10,372	8,378	15,000	33,296
Total Operating Expenses	7,120	37,672	29,375	107,491	216,289

Other Income/(Expense)
Other income	-	-	200	-	200
Total Other Income		-	200	-	200

Loss from Operations Before Provision for Income Taxes	(7,120)	(37,672)	(29,175)	(107,491)	(216,089)

Provision for Income Taxes	-	-	-	-	1,811

Net Loss	$(7,120)	$(37,672)	$(29,175)	$(107,491)	$(217,900)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,846,949	6,665,000	7,170,000	6,670,128

See accompanying notes to condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
 Condensed Statement of Changes in Stockholders' Equity
For the Period From February 28, 2007 (Inception) to September 30, 2010
(Unaudited)

						Deficit
	Preferred stock		Common stock			Accumulated
	$.001 Par Value		$.001 Par Value		Additional	During	Total
					Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance February 28, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

In kind contribution of services	-	-	-	-	4,400	-	4,400
Common stock issued for cash ($0.10/Sh)	-	-	60,000	60	5,940	-	6,000
Common stock issued to founder for cash ($0.002/Sh)	-	-	5,000,000	5,000	5,000	-	10,000
Net loss for the period February 28, 2007 (Inception ) to December 31, 2007	-	-	-	-	-	(10,233)	(10,233)

Balance December 31, 2007	-	-	5,060,000	5,060	15,340	(10,233)	10,167

Common stock issued for cash ($0.10/Sh)	-	-	1,705,000	1,705	168,795	-	170,500
In-kind contribution of services	-	-	-	-	5,200	-	5,200
Net loss December 31, 2008	-	-	-	-	-	(26,662)	(26,662)

Balance December 31, 2008	-	-	6,765,000	6,765	189,335	(36,895)	159,205

Cancelled stock subscriptions	-	-	(100,000)	(100)	(9,900)	-	(10,000)
In-kind contribution of services	-	-	-	-	5,200	-	5,200
Net loss December 31, 2009	-	-	-	-	-	(151,830)	(151,830)

Balance December 31, 2009	-	-	6,665,000	6,665	184,635	(188,725)	2,575

In-kind contribution of services	-	-	-	-	3,900	-	3,900
Cash contributed by stockholder	-	-	-	-	16,693	-	16,693
Common stock issued ($1/Sh)	-	-	505,000	505	504,495	-	505,000
Net loss for the nine month period ended September 30, 2010	-	-	-	-	-	(29,175)	(29,175)

Balance September 30, 2010 (Consolidated)	-	$-	7,170,000	$7,170	$709,723	$(217,900)	$498,993

See accompanying notes to condensed unaudited financial statements

WLMG Holding, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
			February 28, 2007
	For the Nine Months Ended		(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
	Consolidated		Consolidated

Cash Flows From Operating Activities:
Net Loss	$(29,175)	$(107,491)	$(217,900)
Adjustment to reconcile net loss to net cash used in operations
In kind contribution of services	3,900	3,900	18,700
Changes in current assets and liabilities:
Decrease in prepaid expenses	-	(29,603)	-
Increase/(decrease) in accounts payable	4,498	(15,788)	6,298
Increase in accrued liabilities	12,677	-	12,677
Net Cash Used In Operating Activities	(8,100)	(148,982)	(180,225)

Cash Flows From Investing Activities:
Purchase of real estate	(514,412)	-	(514,412)
Net Cash Used In Investing Activities	(514,412)	-	(514,412)

Cash Flows From Financing Activities:

Refund for cancelled stock subscriptions	-	(10,000)	(10,000)
Due to Affiliates	966	-	966
Cash contributions from shareholder	16,693	-	16,693
Proceeds from issuance of common stock	505,000	-	691,500
Net Cash Provided by (Used In) Financing Activities	522,659	(10,000)	699,159

Net Increase (Decrease) in Cash	147	(158,982)	4,522

Cash at Beginning of Period	4,375	175,943	-

Cash at End of Period	$4,522	$16,961	$4,522

Supplemental disclosure of cash flow information:

Cash paid for interest	$50	$-	$50
Cash paid for taxes	$-	$-	$1,811

Supplemental disclosure of non-cash financing activities:	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

(B) Principles of Consolidation

The consolidated financial statements include the financial statements of WLMG Holding, Inc. and its wholly-owned subsidiary Boggy Creek Villas, LLC (from June 21, 2010, Inception to September 30, 2010).

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2010 and 2009, respectively, there were no common share equivalents outstanding.

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable accrued expenses and due to affiliates, approximate fair value due to the relatively short period to maturity for these instruments.

(J) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage with no operations, has a working capital deficiency of $15,419, an accumulated deficit of $217,900 for the period from February 28, 2007 (inception) to September 30, 2010, and has negative cash flow from operations of $180,225 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	DUE TO AFFILIATES

During the nine months ended September 30, 2010, affiliates of the Company paid expenses on behalf of the Company of $965. The amount loaned is non-interest bearing and due on demand (See Note 6).

NOTE 4	STOCKHOLDERS’ EQUITY

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

WLMG HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

In kind Contribution of Services

For the nine months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200(See Note 5).

For the year ended December 31, 2008, the shareholder of the Company contributed service having a fair value of $5, 200 (See Note 5).

For the period from February 28, 2007 (inception) through December 31, 2007 the shareholder of the Company contributed services having a fair value of $4,400 (See Note 5).

Refund of Subscriptions

In January 2009, the Company refunded the stock subscriptions of two stockholders in the amount of $10,000 and subsequently cancelled 100,000 shares of common stock.

NOTE 5	COMMITMENTS

On April 13, 2009, the Company entered into a licensing agreement with Internet Consulting Services, Inc.   The initial payment of $10,000 was made on April 13, 2009 upon entering into the agreement.  Per the agreement, an additional $10,000 was due on May 13, 2009 and $15,000 was due on September 13, 2009.  The agreement terminates on April 13, 2012; it may be renewed for successive one year terms.  As of September 30, 2010 the Company paid and expensed the $35,000 in accordance with the licensing agreement.

NOTE 6	RELATED PARTY TRANSACTIONS

The President of the Company contributed an estimated $18,700 worth of services to the Company from February 28, 2007 (Inception) to September 30, 2010. The Company has treated these services as additional paid-in capital (See Note 3).

The Company also issued 5,000,000 founder shares of common stock for cash of $10,000 ($0.002/share) (See Note 3)

During the nine months ended September 30, 2010, affiliates of the Company paid expenses on behalf of the Company of $966. The amount loaned is non-interest bearing and due on demand (See Note 3).

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

We will seek out opportunities to manage or purchase real estate properties and intend to enhance our capabilities by adding personnel or entering joint ventures with companies that have a similar strategic focus.

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

For the nine months ended September 30, 2010 our total operating expenses were $29,375 compared to total operating expenses $107,491 for the nine months ended September 30, 2009.  The decrease in operating expenses was principally due to a decrease in professional fees from $92,491 for the nine months ended September 30, 2009 to $20,997 for the nine months ended September 30, 2010.

Our net loss for the nine months ended September 30, 2010 was ($29,175) compared to a net loss of ($107,491) for the nine months ended September 30, 2009. We continue to incur losses as our prior business plan was not implemented and we have recently changed our business plan to focus on the appraisal, purchase, development and leasing of multi-family residential and commercial real estate.

Liquidity and Capital Resources

As of September 30, 2010, we had $4,522 in cash. During the second quarter, we changed our business plan and began investing and managing real estate properties.  This is a material change in our business and we will need additional capital to pursue this new business.

The Company currently does not have enough cash to satisfy its minimum cash requirements for the next twelve months. The Company is going to rely on loans from our officers and directors to meet the short term cash requirements. However, the present state of the Company’s liquidity and capital resources raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement our business plan.

It is uncertain how much money will be required to satisfy our minimum cash requirements and rehabilitate and maintain the property owned by Boggy Creek Villas, LLC, a wholly-owned subsidiary of the Company.  We will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

Going Concern

As of September 30, 2010, we had $4,522 in cash. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying condensed unaudited financial statements, we are in the development stage with no operations, have a working capital deficiency of $15,419, an accumulated deficit of $217,900 for the period from February 28, 2007 (inception) to September 30, 2010, and have negative cash flow from operations of $180,225 from inception.   This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, the Company carried out an evaluation, with the participation of the Company’s management, including Greg Laubach, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Mr. Laubach concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Mr. Laubach, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on the financial condition or results of operations of the Company. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its common stock, any of its subsidiaries or of the Company's or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the three months ended September 30, 2010.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    (Removed & Reserved)

Item 5.    Other Information

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

WLMG HOLDING, INC.

Date: November 15, 2010	By:	/s/ Gregory L. Laubach
Gregory L. Laubach
Chief Executive Officer and Chief Financial Officer